Form 10-K
period 2004-12-31
WACHOVIA ASSET SECURITIZATION INC 2002 HE2 TRUST
filed 2005-03-31
CIK 1210566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

Annual Report
Pursuant To Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004

Commission file number(s): 333-97457-03

Wachovia Asset Securitization, Inc Asset-Backed Certificates 2002-HE2

(Issuing Entity)

Wachovia Asset Securitization Issuance, LLC
fka Wachovia Asset Securitization, Inc

(Depositor)

State of Incorporation: NC
IRS Employer Identification Number: 56-1967773

c/o Wachovia Bank, National Association
401 South Tryon Street NC1179
Charlotte, NC 28288

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes [ X ]	No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

Yes [ X ]	No [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

Yes [ ]	No [ X ]

Documents incorporated by reference: None

INTRODUCTORY NOTE

The Registrant is the issuer of the Asset-Backed Certificates, Series 2002-HE2 (the "Notes"), issued under a Pooling & Servicing Agreement dated as December 27, 2002, by and between the Registrant, Wachovia Bank, National Association as Servicer and Certificate Administrator, and JP Morgan Chase Bank as Trustee.

This Form 10-K has been prepared with modified disclosure in accordance with past exemptions from the reporting requirement granted by the Securities and Exchange Commission under the Securities Exchange Act of 1934 for issuers substantially similar to the Registrant. Items designated herein as "Not Applicable" have been specifically omitted in reliance on such prior exemptions.

PART I

Item 1. Business
Not applicable

Item 2. Properties
Not applicable

Item 3. Legal Proceedings
The Certificate Administrator is not aware of any material pending legal proceedings involving the Registrant, the Trustee, the Master Servicer, Certificate Administrator or the Servicer with respect to the Bonds or the Registrant's property.

Item 4. Submission of Matters to a Vote of Securityholders
No vote or consent of the holders of the Bonds was solicited for any purpose during the year ended December 31, 2004.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
To the best knowledge of the Certificate Administrator, there is no established public trading market for the Bonds. As of the date hereof, Cede & Co., the nominee of the Depository Trust Company ("DTC"), was the only holder of record of the Bonds. DTC holds the Bonds for the accounts of others.

Item 6. Selected Financial Data
Not applicable

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Not applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not applicable

Item 8. Financial Statements and Supplementary Data
Not applicable

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable

Item 9A. Controls and Procedures
Not applicable

Item 9B. Other Information
None

PART III

Item 10. Directors and Executive Officers of the Registrant
Not applicable

Item 11. Executive Compensation
Not applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management
The Certificate Administrator is not aware of any Schedule 13D or 13G filings with the Securities and Exchange Commission in respect of the Bonds.

Item 13. Certain Relationships and Related Transactions
Not applicable

Item 14. Principal Accountant Fees and Services
Not applicable

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a)The following documents are filed as part of this Report:

Exhibit Number	Description
31	Certification
99.1	Independent Accountants' Report
99.2	Management Assertion
99.3	Officer's Certificate of the Servicer
99.4	2004 Annual Statement to Securityholders

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2005	Wachovia Asset Securitization, Inc Asset-Backed Securities 2002-HE2 By: Wachovia Bank, National Association as Servicer By: /s/ John Gordon Name: John Gordon Title: Vice President

INDEX TO EXHIBITS

Exhibit Number	Description
31	Certification
99.1	Independent Accountants' Report
99.2	Management Assertion
99.3	Officer's Certificate of the Servicer
99.4	2004 Annual Statement to Securityholders